Form 10-K
period 2003-12-31
FINANCIAL ASSET SEC CORP C BASS MORT LN AS BK CERT SE 03 CB6
filed 2004-03-17
CIK 1272042

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934 for the November 1, 2003 (Commencement of
         Operations)  to December 31, 2003

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                       Commission File Number  333-99463-12
                                                               ---------------
                        FINANCIAL ASSET SECURITIES CORP.
                          ---------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                       06-1442101
 (State or other jurisdiction of               (IRS Employer Identification No.)
     incorporation)


600 Steamboat Road
Greenwich, Connecticut                                  92618
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code : (203) 625-2700

                                 2003-CB6 Trust
         C-BASS Mortgage Loan Asset-Backed Certificates, Series 2003-CB6
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

FINANCIAL ASSET SECURITIES CORP
2003-CB6 Trust
C-BASS Mortgage Loan Asset-Backed Certificates, Series 2003-CB6
-----------------------------------------------------------------------


PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary
market for the Certificates.   As of December 31, 2003, the number of holders of
each Class of Offered Certificates was 35.


Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.


Item 13. Certain Relationships and Related Transactions

No reportable transactions have occurred.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

     Annual Statement as to Compliance, filed as Exhibit 99.1 hereto. Annual Independent Public Accountants' Servicing Report
            filed as Exhibit 99.2 hereto.

(b)  Reports on Form 8-K:   The following  Current  Reports on Form 8-K were
     filed by the Registrant for the last quarter of 2003.

     Current Report on Form 8-K dated December 26, 2003 were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same date. The items reported in such Current Report were Item 5 (Other Events).

(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

FINANCIAL ASSET SECURITIES CORP.
2003-CB6 Trust
C-BASS Mortgage Loan Asset-Backed Certificates, Series 2003-CB6
-----------------------------------------------------------------------


Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        LITTON LOAN SERVICING LP


                        By: /s/ Larry B. Litton, Sr.
                            -----------------------------------------
                            Name:  Larry B. Litton, Sr.
                            Title: President and  CEO


                        Date: March 15, 2004

          CERTIFICATION TO BE PROVIDED BY THE SERVICER WITH FORM 10-K

                                 2003-CB6 TRUST,
        C-BASS MORTGAGE LOAN ASSET-BACKED CERTIFICATES, SERIES 2003-CB6


     I, Larry B. Litton, Sr., President and Chief Executive Officer of Litton Loan Servicing LP, certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing a copy of the monthly statement to certificate holders set forth in Section 4.06 of the Pooling and Servicing Agreement, dated as of November 1, 2003 (the "Agreement"), among Financial Asset Securities Corp., as depositor (the "Depositor"), Credit-Based Asset Servicing and Securitization LLC, as seller (the "Seller"), Litton Loan Servicing LP, as servicer (the "Servicer"), and JPMorgan Chase Bank, as trustee (the "Trustee"), filed in respect of periods included in the year covered by this annual report, of the 2003-CB6 Trust (the "Trust");

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution information and the servicing information required to be provided to the Trustee by the Servicer under the Agreement is included in these reports;

     4. I am responsible for reviewing the activities performed by the Servicer under the Agreement and based upon the review required under that Agreement, and except as disclosed in the report, the Servicer has fulfilled its obligations under that Agreement; and

     5. The reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Agreement, that is included in these reports.

     6. In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: JPMorgan Chase Bank.

                        LITTON LOAN SERVICING LP

                        By:  /s/ Larry B. Litton, Sr.
                            -----------------------------------------
                            Larry B. Litton, Sr.
                            President and Chief Executive Officer


                      Date: March 15, 2004

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report

                                  EXHIBIT 99.1
                   Servicer's Annual Statement of Compliance
                                  -----------

LITTON LOAN SERVICING, LP
an affiliate of C-BASS
4828 Loop Central Drive                 Telephone 713.960.9676
Houston, Texas  77081                         Fax 713.966.8830


February 20, 2004

Deloitte & Touche
333 Clay Street, Suite 2300
Houston, Texas  77002

     As of and for the period ended December 31, 2003, Litton Loan Servicing LP (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestion Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $20,000,000 and an errors and omissions policy in the amount of $20,000,000.



/s/ Larry B. Litton, Sr.
-----------------------------------------
Larry B. Litton, Sr., President & CEO



/s/ Janice McClure
------------------------------------------
Janice McClure, Senior Vice President

                                  EXHIBIT 99.2
               Servicer's Annual Independent Accountant's Report
                                  -----------


Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, Texas  77002-4196
USA
tel +1 713 982 2000
fex +1 713 982 2001
www.deloitte.com


INDEPENDENT AUDITORS' REPORT

To the Partners of Litton Loan Servicing LP:

     We have examined management's assertion about Litton Loan Servicing LP's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2003, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP
---------------------------------------------

February 20, 2004