Form 10-K/A
period 2003-12-31
FINANCIAL ASSET SEC CORP C BASS MORT LN AS BK CERT SE 03 CB6
filed 2004-03-29
CIK 1272042

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

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

         Omitted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.

Item 13. Certain Relationships and Related Transactions

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services

         Omitted.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Not Applicable

(b)  Reports on Form 8-K:   The following  Current  Reports on Form 8-K were
     filed by the Registrant for the last quarter of 2003.

     Current Report on Form 8-K dated December 26, 2003 were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same date. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

(c)   31.1     Rule 13a-14(a)/15d-14(a) Certification.

      99.1     Independent Accountants' Report for the year ended
               December 31, 2003.

      99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2003.

(d)     Not Applicable
                                      -3-

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

                 By: LITTON LOAN SERVICING LP, as Servicer


                By: /s/ Larry B. Litton, Sr.
                    -----------------------------------------
                    Name:  Larry B. Litton, Sr.
                    Title: President and  CEO

              Date: March 26, 2004

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

                                 EXHIBIT INDEX


Exhibit Description

31.1   Rule 13a-14(a)/15d-14(a) Certification.

99.1   Independent  Accountants' Report for the year ended December 31, 2003.

99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2003.

                                 EXHIBIT 31.1
                     Rule 13a-14(a)/15d-14(a) Certification
                               ------------------

                                 2003-CB6 TRUST,
        C-BASS MORTGAGE LOAN ASSET-BACKED CERTIFICATES, SERIES 2003-CB6


     I, Larry B. Litton, Sr., President and Chief Executive Officer of Litton Loan Servicing LP, certify that:

     1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing a copy of the monthly statement to certificate holders set forth in Section 4.06 of the Pooling and Servicing Agreement, dated as of November 1, 2003 (the "Agreement"), among Financial Asset Securities Corp., as depositor (the "Depositor"), Credit-Based Asset Servicing and Securitization LLC, as seller (the "Seller"), Litton Loan Servicing LP, as servicer (the "Servicer"), and JPMorgan Chase Bank, as trustee (the "Trustee"), filed in respect of periods included in the year covered by this annual report, of the 2003-CB6 Trust (the "Trust");

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

                        LITTON LOAN SERVICING LP

                        By:  /s/ Larry B. Litton, Sr.
                            -----------------------------------------
                            Larry B. Litton, Sr.
                            President and Chief Executive Officer


                      Date: March 26, 2004

                                  EXHIBIT 99.1
                                  -----------


Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, Texas  77002-4196
USA
tel +1 713 982 2000
fex +1 713 982 2001
www.deloitte.com


Independent Accountants' Report

To The Partners of Litton Loan Servicing LP:

     We have examined management's assertion that Litton Loan Servicing LP (the Company) has complied as of and for the year ended December 31, 2003, with its established minimum servicing standards described in the accompanying Management Assertion Report dated February 20, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in all material respects based on the criteria set forth in Appendix I.


/s/ Deloitte & Touche LLP
---------------------------------------------

February 20, 2004

APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE
MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I.   CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      .  be mathematically accurate;

      .  be prepared within forty-five (45) calendar days after the cutoff date;

      . be reviewed and approved by someone other than the person who prepared the reconciliation; and

      . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3.   Each  custodial   account  shall  be  maintained  at  a  federally  insured
     depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2.   Disbursements  made on behalf of a mortgagor  or  investor  shall be posted
     within  two  business  days  to  the  mortgagor's  or  investor's   records
     maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





LITTON LOAN SERVICING, LP
an affiliate of C-BASS
4828 Loop Central Drive                 Telephone 713.960.9676
Houston, Texas  77081                         Fax 713.966.8830


February 20, 2004


MANAGEMENT ASSERTION REPORT

     As of and for the year ended December 31, 2003, Litton Loan Servicing LP (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $20,000,000 and an errors and omissions policy in the amount of $20,000,000.


/s/ Larry B. Litton, Sr.
-----------------------------------------
Larry B. Litton, Sr., President & CEO



/s/ Janice McClure
------------------------------------------
Janice McClure, Senior Vice President

                                  EXHIBIT 99.2
                        Annual Statement as to Compliance
                                  -----------


LITTON LOAN SERVICING, LP
an affiliate of C-BASS

4828 Loop Central Drive                 Telephone 713.960.9676
Houston, Texas  77081                         Fax 713.966.8830


February 20, 2004

Diane Wallace
JPMorgan Chase Bank
4 New York Plaza, 6th Floor
New York, NY  10004-2477

RE:  2003-CB6, C-BASS Mortgage Loan Asset-Backed Certificates

To Whom It May Concern:

     The undersigned officer of Litton Loan Servicing LP provides the Annual Statement as to Compliance as required by the Pooling and Servicing Agreement for the above referenced security and certifies that (i) a review of the activities of the Servicer during such preceding fiscal year (or such shorter period in the case of the first such report) and of performance under this Agreement has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for 2003.

Sincerely,


/s/ Janice McClure                            /s/  Ann Kelley
-----------------------------------------    --------------------------------
Janice McClure                                  Ann Kelley
Senior Vice President                           Secretary